Form 10-K
period 1998-12-31
FIRST UNION DIRECT BANK N A; FIRST UNION MASTER CREDIT CARD TRUST
filed 1999-03-31
CIK 1041795, 1021388

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

For the fiscal year ended December 31, 1998

                                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                       Commission File Number 33-98546-01

                          First Union Direct Bank, N.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              on Behalf of the First Union Master Credit Card Trust

                 United States                                      56-2017017
-------------------------------------------------        --------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION)

             600 Broad Street
             Augusta, Georgia                                          30903
-------------------------------------------                         ------------
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

          Class A Series 1996-1 Floating Rate Asset Backed Certificates
          Class B Series 1996-1 Floating Rate Asset Backed Certificates
--------------------------------------------------------------------------------
                                (Title of class)

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

Item 1.    Business.

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

Item 6.    Selected Financial Data.

               Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not Applicable.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

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

               Not Applicable.

Item 11.   Executive Compensation.

               Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           (a) The Certificates of each Class of Series representing investors' interests in the First Union Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the First Union Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in the Certificates representing interests in the First Union Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:

SERIES 1996-1

Class A

           Participant                                  Quantity                   Percentage
           -----------                                  --------                   ----------
           Bank of New York                             $320,350,000               34.82%
           Bankers Trust                                $122,150,000               13.28%
           Boston Safe Deposit and Trust Co.            $81,500,000                 8.86%
           Chase Manhattan                              $68,500,000                 7.45%
           IFTC/SSB                                     $88,750,000                 9.65%
           Swiss American Securities, Inc.              $85,000,000                 9.24%
Class B

           Swiss American Securities, Inc.              $75,273,000                100%

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

        1.     Not Applicable.

        2.     Not Applicable.

        3.     Exhibits.

               99.1   Annual Servicer's Certificate dated March 31, 1999.
               99.2   Annual Auditors' Reports dated March 15, 1999.
               99.3   Year 2000 Information.

               (b) The following four (4) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1998:

        1. Form 8-K, dated September 15, 1998 filed on October 14, 1998. (Item 5, Item 7)

        2. Form 8-K, dated October 15, 1998 filed on October 22, 1998. (Item 5, Item 7)

        3. Form 8-K, dated November 16, 1998 filed on November 19, 1998. (Item 5, Item 7)

        4. Form 8-K, dated December 15, 1998 filed on December 28, 1998. (Item 5, Item 7)

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

                                      FIRST UNION DIRECT BANK,
                                        N.A., as Servicer on Behalf
                                        of the First Union Master
                                        Credit Card Trust.

                                      By:  /s/ JAMES H. GILBRAITH
                                         ----------------------------
                                         Name: James H. Gilbraith II
                                         Title: Managing Director Securitization
                                                & Structured Finance