Form 10-K
period 1999-12-31
FIRST UNION DIRECT BANK N A; FIRST UNION MASTER CREDIT CARD TRUST
filed 2000-03-30
CIK 1041795, 1021388

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

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -----------

                       Commission File Number 33-98546-01

                          First Union Direct Bank, N.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              on Behalf of the First Union Master Credit Card Trust

                United States                                  56-2017017
----------------------------------------------      ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)


            600 Broad Street
            Augusta, Georgia                                       30903
---------------------------------------                         ----------
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

                  Not Applicable.

Item 11.      Executive Compensation.

                  Not Applicable.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              (a) The Certificates of each Class of Series representing investors' interests in the First Union Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the First Union Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, the following direct DTC participants held positions in the Certificates representing interests in the First Union Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:

SERIES 1996-1

Class A
             Participant                               Quantity              Percentage
             -----------                               --------              ----------
             Bank of New York                          $320,350,000          31.31%
             Boston Safe Deposit and Trust Co.         $103,645,000          11.27%
             Chase Manhattan                           $ 99,895,000          10.86%
             IFTC/SSB                                  $88,750,000            9.65%
             Swiss American Securities, Inc.           $85,000,000            9.24%
Class B
             Swiss American Securities, Inc.           $75,273,000           100%

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

         1.       Not Applicable.

         2.       Not Applicable.

         3.       Exhibits.

                  99.1     Annual Servicer's Certificate dated March 31, 2000.
                  99.2     Management's Assertion on Compliance dated March 17,
                           2000.
                  99.3 Annual Auditors' Reports dated January 14, 2000 and March 17, 2000.

                  (b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1999:

         1. Form 8-K, dated October 15, 1999 filed on October 27, 1999. (Item 5, Item 7)
         2. Form 8-K, dated November 15, 1999 filed on November 16, 1999. (Item 5, Item 7)
         3. Form 8-K, dated December 15, 1999 filed on December 16, 1999. (Item 5, Item 7)

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

                                      FIRST UNION DIRECT BANK, N.A.,
                                       as Servicer on Behalf of the
                                       First Union Master Credit Card Trust.

                                      By: /s/ James H. Gilbraith II
                                         ---------------------------
                                         Name: James H. Gilbraith II
                                         Title: Managing Director Securitization
                                                & Structured Finance